Form 10-K
period 2022-12-31
BENCHMARK 2021-B31 MORTGAGE TRUST
filed 2023-03-30
CIK 1894714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

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

388 Greenwich Street Trading, 4th Floor

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not Applicable

EXPLANATORY NOTES

1 The CX – 350 & 450 Water Street mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The CX – 350 & 450 Water Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the CAMB 2021-CX2 TSA.

2 The One Memorial Drive mortgage loan, which represented approximately 4.2% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The One Memorial Drive mortgage loan and each of the related companion loan(s) are serviced pursuant to the JPMCC 2021-1MEM TSA.

3 The Veranda mortgage loan, which represented approximately 2.0% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Audubon Crossings & Commons mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Veranda mortgage loan, the Audubon Crossings & Commons mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2021-B30 PSA.

4 The Plaza La Cienega mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Plaza La Cienega mortgage loan and the related companion loan(s) are serviced pursuant to the 3650R 2021-PF1 PSA.

5 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced and (ii) 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the CAMB 2021-CX2 TSA, the JPMCC 2021-1MEM TSA, the Benchmark 2021-B30 PSA and the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CAMB 2021-CX2 TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the CAMB 2021-CX2 TSA during the year ended December 31, 2022 and, pursuant to the terms of the CAMB 2021-CX2 TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

6 This annual report on Form 10-K does not include the servicer compliance statements of (i) KeyBank National Association, as master servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced, (ii) CWCapital Asset Management LLC, as special servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced and (iii) 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced, because each of KeyBank National Association, CWCapital Asset management LLC and 3650 REIT Loan Servicing LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB. This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the CAMB 2021-CX2 TSA, the JPMCC 2021-1MEM TSA, the Benchmark 2021-B30 PSA and the 3650R 2021-PF1 PSA because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association ("KeyBank") discloses that a material instance of noncompliance occurred, as described below:

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

The identified material instance of noncompliance with servicing criteria did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

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

4.2

Trust and Servicing Agreement, dated as of November 9, 2021 (the “CAMB 2021-CX2 TSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, Situs Holdings, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 22, 2021, and filed by the registrant on December 22, 2021 under Commission File No. 333-228597-10, and is incorporated by reference herein). (see Explanatory Note #1)

4.3

Trust and Servicing Agreement, dated as of October 14, 2021 (the “JPMCC 2021-1MEM TSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as servicer, Situs Holdings, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 22, 2021, and filed by the registrant on December 22, 2021 under Commission File No. 333-228597-10, and is incorporated by reference herein). (see Explanatory Note #2)

4.4

Pooling and Servicing Agreement, dated as of November 1, 2021 (the “Benchmark 2021-B30 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as trustee, certificate administrator, paying agent and custodian (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 22, 2021, and filed by the registrant on December 22, 2021 under Commission File No. 333-228597-10, and is incorporated by reference herein). (see Explanatory Note #3)

4.5

Pooling and Servicing Agreement, dated as of November 1, 2021 (the “3650R 2021-PF1 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 22, 2021, and filed by the registrant on December 22, 2021 under Commission File No. 333-228597-10, and is incorporated by reference herein). (see Explanatory Note #4)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #5)
33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced (omitted; see Explanatory Note #5)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.1)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.8)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.9)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.10a)

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.10b)

33.16a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

33.16b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.1)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.9)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.10a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.10b)

33.20a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.16a)

33.20b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.16b)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.1)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.9)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.10a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.10b)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.16a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.16b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced (omitted; see Explanatory Note #5)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.1)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.8)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.9)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.10a)

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.10b)

34.16a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

34.16b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.1)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.9)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.10a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.10b)

34.20a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.16a)

34.20b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.16b)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.1)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.9)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.10a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.10b)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.16a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.16b)

35	Servicer compliance statements. (see Explanatory Note #6)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Situs Holdings, LLC, as special servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

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

Date: March 30, 2023

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President