Form 10-K
period 2023-12-31
BENCHMARK 2021-B31 MORTGAGE TRUST
filed 2024-03-29
CIK 1894714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

5 Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) CWCapital Asset Management LLC, as special servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced and (ii) 3650 REIT Loan Servicing LLC, as special servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced, are not included in this report on Form 10-K because each of CWCapital Asset Management LLC and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the CAMB 2021-CX2 TSA, the JPMCC 2021-1MEM TSA, the Benchmark 2021-B30 PSA and the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Wilmington Trust, National Association, as trustee under the CAMB 2021-CX2 TSA, because there was no relevant servicing criteria applicable to Wilmington Trust, National Association as trustee under the CAMB 2021-CX2 TSA during the year ended December 31, 2023 and, pursuant to the terms of the CAMB 2021-CX2 TSA, the trustee is not required to provide assessment of compliance with applicable servicing criteria and attestation report on assessment of compliance with servicing criteria with respect to any period during which there was no applicable servicing criteria applicable to it.

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

Item 1C. Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and

Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.7

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.10a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.10b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.1)

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.8)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.9)

33.14a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.10a)

33.14b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 33.10b)

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.9)

33.18a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.10a)

33.18b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.10b)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.15a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 33.15b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.1)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.9)

33.22a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.10a)

33.22b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.10b)

33.23a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.15a)

33.23b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 33.15b)

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

34.7

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.10a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.10b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the CAMB 2021-CX2 TSA pursuant to which the CX – 350 & 450 Water Street mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as servicer under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.1)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as special servicer for the Equus Industrial Portfolio loan combination under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.8)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.9)

34.14a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.10a)

34.14b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced (see Exhibit 34.10b)

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the JPMCC 2021-1MEM TSA pursuant to which the One Memorial Drive mortgage loan is serviced

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.9)

34.18a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.10a)

34.18b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.10b)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.15a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the Benchmark 2021-B30 PSA pursuant to which The Veranda mortgage loan and the Audubon Crossings & Commons mortgage loan are serviced (see Exhibit 34.15b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.1)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.9)

34.22a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.10a)

34.22b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.10b)

34.23a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.15a)

34.23b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA pursuant to which the Plaza La Cienega mortgage loan is serviced (see Exhibit 34.15b)

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

Date: March 28, 2024

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President